Form 10-Q
period 1995-06-30
CENTURY PROPERTIES EQUITY PARTNERSHIP 72
filed 1995-08-14
CIK 18905

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  June 30, 1995
                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to ___________

                  Commission file number   0-7735

               Century Properties Equity Partnership 72
        (Exact name of Registrant as specified in its charter)

                  California                           94-6294482
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia             30328
    (Address of principal executive office)                          (Zip Code)

  Registrant's telephone number, including area code (404) 916-9090

                                     N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                                    1 of 10


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                    June 30,   December 31,
                                                      1995        1994
                                                  (Unaudited)   (Audited)
Assets

Cash and cash equivalents                        $    32,000   $    63,000
Restricted cash                                    1,570,000            --
Due from affiliate                                    12,000        12,000
Notes receivable                                      94,000        98,000
Other assets                                              --         1,000

Real Estate:

   Real estate                                            --     1,892,000
   Accumulated depreciation                               --      (911,000)
                                                 ------------  ------------

Real estate, net                                          --       981,000

Deferred costs, net                                       --        94,000
                                                 ------------  ------------

 Total assets                                    $ 1,708,000   $ 1,249,000
                                                 ============  ============

Liabilities and Partners' Equity

Due to affiliate                                 $   393,000            --
Notes payable                                         94,000       924,000
Accrued expenses and other liabilities                33,000        43,000
                                                 ------------  ------------

 Total liabilities                                   520,000       967,000
                                                 ------------  ------------

Minority interest in joint venture                        --        32,000
                                                 ------------  ------------

Commitments and Contingencies


Partners' Equity:

 General partner                                     324,000       230,000
 Limited partners (14,205 units outstanding at
  June 30, 1995 and December 31, 1994)               864,000        20,000
                                                 ------------  ------------

 Total partners' equity                            1,188,000       250,000
                                                 ------------  ------------

 Total liabilities and partners' equity          $ 1,708,000   $ 1,249,000
                                                 ============  ============




                See notes to consolidated financial statements.

                                    2 of 10

     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Operations (Unaudited)



                                                  For the Six Months Ended
                                                June 30, 1995   June 30, 1994

Revenues:

 Rental                                            $   92,000   $   89,000
 Interest income                                       15,000        8,000
 Gain on sale of property                           1,682,000           --
                                                   -----------  -----------

  Total revenues                                    1,789,000       97,000
                                                   -----------  -----------

Expenses:

 Operating                                             56,000      148,000
 Additional interest to affiliate                     393,000           --
 Interest                                              23,000       24,000
 Depreciation                                          20,000       38,000
 General and administrative                            27,000       71,000
                                                   -----------  -----------

 Total expenses                                       519,000      281,000
                                                   -----------  -----------


Income (loss) before minority interest in joint     1,270,000     (184,000)
   venture's operations

Minority interest in joint venture's operations      (332,000)      37,000
                                                   -----------  -----------

Net income (loss)                                   $ 938,000   $ (147,000)
                                                   ===========  ===========

Net income (loss) per limited partnership unit      $      59   $       (9)
                                                   ===========  ===========


                See notes to consolidated financial statements.

                                    3 of 10


     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995

Consolidated Statements of Operations (Unaudited)

                                              For the Three Months Ended
                                                June 30, 1995   June 30, 1994


Revenues:

 Rental                                            $       --   $    43,000
 Interest income                                       15,000         1,000
                                                   -----------  ------------
  Total revenues                                       15,000        44,000
                                                   -----------  ------------


Expenses:

 Operating                                                 --       112,000
 Additional interest to affiliate                       4,000            --
 Interest                                                  --        12,000
 Depreciation                                              --        27,000
 General and administrative                             8,000        15,000
                                                   -----------  ------------

 Total expenses                                        12,000       166,000
                                                   -----------  ------------

Income (loss) before minority interest in joint         3,000      (122,000)
   venture's operations

Minority interest in joint venture's operations            --        30,000
                                                   -----------  ------------

Net income (loss)                                  $    3,000   $   (92,000)

                                                   ===========  ============

Net income (loss) per limited partnership unit     $       --   $        (6)
                                                   ===========  ============


                See notes to consolidated financial statements.

                                    4 of 10


     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Six Months Ended
                                                  June 30, 1995   June 30, 1994

Operating Activities:

Net income (loss)                                  $   938,000     $  (147,000)
Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities:
 Depreciation and amortization                          27,000          43,000
 Minority interest in joint venture's operations       332,000         (37,000)
 Gain on sale of property                           (1,682,000)             --
 Deferred costs paid                                        --          (8,000)
Changes in operating assets and liabilities:
 Other assets                                            1,000              --
 Accrued expenses and other liabilities                (10,000)          9,000
 Due to affiliate                                      393,000              --

                                                  ------------     ------------

Net cash (used in) operating activities                 (1,000)       (140,000)
                                                   ------------    ------------

Investing Activities:

Proceeds from sale of property                       2,717,000              --
(Increase) in restricted cash                       (1,570,000)             --
Additions to real estate                                    --         (77,000)
                                                   ------------    ------------

Net cash provided by (used in) investing activities  1,147,000         (77,000)
                                                   ------------    ------------

Financing Activities:

Distribution to the joint venture partner             (351,000)             --
Satisfaction of notes payable                         (811,000)             --
Contribution by the joint venture partner                   --          38,000
Notes payable principal payments                       (15,000)        (37,000)

                                                   ------------    ------------

Net cash (used in) provided by financing activities (1,177,000)          1,000
                                                   ------------    ------------

Decrease in Cash and Cash Equivalents                  (31,000)       (216,000)

Cash and Cash Equivalents at Beginning of Period        63,000         442,000
                                                   ------------    ------------

Cash and Cash Equivalents at End of Period         $    32,000     $   226,000
                                                   ============    ============

Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period           $    29,000     $    23,000
                                                   ============    ============

                See notes to consolidated financial statements.

                                    5 of 10

     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 3.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    An affiliate of the Managing General Partner received reimbursements of administrative expenses amounting to $5,000 and $26,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Gain on Sale of Property

    On March 31, 1995, the joint venture in which the Partnership had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 for
    $2,720,000. After satisfaction of existing loans totaling $811,000, payment in the amount of $351,000 to the Partnership's joint venture partner for its interest pursuant to the Joint Venture Agreement, and $4,000 in legal fees, the Partnership received $1,555,000. The sale resulted in a gain of $1,682,000. In accordance with the terms of its loan agreement with the Preferred Partnership, the Partnership is required to distribute 25% of net sales proceeds (including interest earned thereon through date of distribution), equal to $393,000 in additional interest to the Preferred Partnership. This additional interest is accrued at June 30, 1995. Pursuant to the terms of the sale, the Partnership and its joint venture partner have agreed to indemnify the purchaser against a breach of their representations and warranties. Any claim for indemnification must be made prior to December 15, 1995; if no claim is made, the indemnity obligation expires. The net proceeds from the sale will be held by the Partnership until December 15, 1995, at which time, if no claim is made, the Partnership will be free to distribute the proceeds. Since this property was the remaining asset of the Partnership, after all debt of the Partnership is satisfied and sufficient reserves are established, the affairs of the Partnership will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest earned thereon) will be distributed to the partners.


                                    6 of 10

     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

On March 31, 1995, the joint venture in which Registrant had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 to an unaffiliated third party for $2,720,000. Registrant's net proceeds from the sale of property after satisfaction of outstanding loans of $811,000, distribution to its joint venture partner pursuant to the Joint Venture Agreement of $351,000 and legal fees of $4,000 was $1,555,000. Registrant's required payment to the Preferred Partnership equal to 25 percent of its net proceeds (including interest earned thereon through date of distribution) was accrued in the amount of $393,000.
The sale resulted in a gain of $1,682,000, of which $334,000 was allocated to Registrant's joint venture partner. As described in Item 1, Note 3, the net proceeds from the sale will be held by Registrant until December 15, 1995, at which time, if no claim is made by the purchaser, Registrant will be free to distribute the proceeds. Since this property was the remaining asset of Registrant, after all debt of Registrant is satisfied and sufficient reserves are established, the affairs of Registrant will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest earned thereon) will be distributed to the partners.

The level of liquidity based upon cash and cash equivalents experienced a

$31,000 decrease at June 30, 1995, as compared to December 31, 1994. Registrant's $1,177,000 of cash used in financing activities and $1,000 of net cash used in operating activities were substantially offset by $1,147,000 of net cash provided by investing activities. The joint venture received $2,717,000 in proceeds from the sale of its remaining property, of which $811,000 was used to satisfy the notes payable encumbering the property, $351,000 was distributed to Registrant's joint venture partner, and $1,555,000 was distributed to Registrant, which is being held as restricted cash, pursuant to the Purchase Agreement. In addition, Registrant made $15,000 of notes payable principal payments (financing activities).

To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon the resolution of claims, if any, for indemnification made by the purchaser of the Santa Clara Industrial Buildings.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $1,454,000 prior to minority interest in joint venture's operations, for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $1,692,000, which was only partially offset by an increase in expenses of $238,000. Operating results improved due to the $1,682,000 gain on sale of Registrant's joint venture property.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $125,000 prior to minority interest in joint venture operations for the three months ended June 30, 1995, as compared to 1994, due to a decrease in expenses of $154,000, which was slightly offset by a decrease in revenues of $29,000. The joint venture, in which Registrant had an 80% interest, sold its remaining property on March 31, 1995.

                                    7 of 10


     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant had an 80% ownership interest during the period covered by this Report, along with occupancy data, follows:

                   CENTURY PROPERTIES EQUITY PARTNERSHIP 72

                               OCCUPANCY SUMMARY


                                                          Average
                                                      Occupancy Rate (%)
                                                  -------------------------
                                                  Six Months   Three Months
                                                     Ended         Ended
                         Square    Date of          June 30,      June 30,
Name and Location        Footage   Purchase       1995   1994   1995   1994
-----------------        -------   --------       ----   ----   ----   ----
Santa Clara Industrial
Buildings #1 and #3 (1)   42,000     3/74          --     57     --     57
Santa Clara, California


(1) The buildings were sold on March 31, 1995.


                                    8 of 10


     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Reports on Form 8-K:

          On April 15, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to disclose the sale of Santa Clara Industrial Buildings #1 and #3.


                                    9 of 10



     CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - JUNE 30, 1995


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES EQUITY PARTNERSHIP 72

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner



                              ----------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               10 of 10