Form 10-Q
period 1995-09-30
CENTURY PROPERTIES EQUITY PARTNERSHIP 72
filed 1995-11-13
CIK 18905

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q
(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1995

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

   Registrant's telephone number, including area code (770) 916-9090

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

                               1 of 12


  CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q -  SEPTEMBER 30, 1995

                    PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.


Consolidated Balance Sheets
                                            September 30,   December 31,
                                                 1995           1994
Assets

Cash and cash equivalents                    $   32,000    $    63,000
Restricted cash                               1,595,000              -
Due from affiliate                               12,000         12,000
Notes receivable                                 92,000         98,000
Other assets                                          -          1,000

Real Estate:

   Real estate                                        -      1,892,000
   Accumulated depreciation                           -       (911,000)
                                            -----------    -----------
 Real estate, net                                     -        981,000

 Deferred costs, net                                  -         94,000
                                            -----------    -----------
    Total assets                            $ 1,731,000    $ 1,249,000
                                            ===========    ===========

Liabilities and Partners' Equity

Due to affiliate                            $   399,000    $         -
Notes payable                                    92,000        924,000
Accrued expenses and other liabilities           64,000         43,000
                                            -----------    -----------
    Total liabilities                           555,000        967,000
                                            -----------    -----------
Minority interest in joint venture                    -         32,000
                                            -----------    -----------
Commitments and Contingencies

Partners' Equity:

 General partner                                323,000        230,000
  Limited partners (14,205 units
   outstanding at
   September 30, 1995 and December 31, 1994)    853,000         20,000
                                            -----------    -----------
Total partners' equity                        1,176,000        250,000
                                            -----------    -----------
Total liabilities and partners' equity      $ 1,731,000    $ 1,249,000
                                            ===========    ===========

            See notes to consolidated financial statements.

                                2 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Operations

                                              For the Nine Months Ended
                                            September 30,     September 30,
                                                1995               1994
Revenues:

  Rental                                    $    92,000    $   142,000
  Interest income                                40,000          9,000
  Gain on sale of property                    1,682,000              -
                                            -----------    -----------
    Total revenues                            1,814,000        151,000
                                            -----------    -----------
Expenses:

  Operating                                      56,000        207,000
  Additional interest to affiliate              399,000              -
  General and administrative                     58,000         94,000
  Depreciation                                   20,000         60,000
  Interest                                       23,000         39,000
                                            -----------    -----------
    Total expenses                              556,000        400,000
                                            -----------    -----------
Income (loss) before minority interest in     1,258,000       (249,000)
  joint venture's operations

Minority interest in joint venture's           (332,000)        32,000
  operations                                -----------    -----------
Net income (loss)                           $   926,000    $  (217,000)
                                            ===========    ===========
Net income (loss) per limited               $     58.64    $    (13.73)
   partnership unit                         ===========    ===========

            See notes to consolidated financial statements.

                                3 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q -  SEPTEMBER 30, 1995

Consolidated Statements of Operations

                                             For the Three Months Ended
                                             September 30,  September 30,
                                                  1995          1994
Revenues:

  Rental                                    $         -    $    53,000

  Interest income                                25,000          1,000
                                            -----------    -----------
    Total revenues                               25,000         54,000
                                            -----------    -----------
Expenses:

  Operating                                           -         59,000
  Additional interest to affiliate                6,000              -
  General and administrative                     31,000         23,000
  Depreciation                                        -         22,000
  Interest                                            -         15,000
                                            -----------    -----------
    Total expenses                               37,000        119,000
                                            -----------    -----------
Loss before minority interest in joint          (12,000)       (65,000)
   venture's operations

Minority interest in joint venture's
   operations                                         -         (5,000)
                                            -----------    -----------
Net loss                                    $   (12,000)   $   (70,000)
                                            ===========    ===========
Net loss per limited partnership unit       $     (0.77)   $     (4.44)
                                            ===========    ===========

            See notes to consolidated financial statements.

                                4 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Cash Flows
                                             For the Nine Months Ended
                                            September 30,  September 30,
                                                1995           1994
Operating Activities:

Net income (loss)                           $   926,000    $  (217,000)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                  27,000         68,000
  Minority interest in joint venture's
   operations                                   332,000        (32,000)
  Gain on sale of property                   (1,682,000)             -
  Deferred costs paid                                 -         (8,000)
Changes in operating assets and liabilities:
  Due to/(from) affiliate                       399,000        (10,000)
  Other assets                                    1,000              -
  Accrued expenses and other liabilities         21,000          7,000
                                            -----------    -----------
Net cash provided by (used in) operating
 activities                                      24,000       (192,000)
                                            -----------    -----------
Investing Activities:

Proceeds from sale of property                2,717,000              -
Additions to real estate                              -       (286,000)
Increase in restricted cash                  (1,595,000)             -
                                            -----------    -----------
Net cash provided by (used in)
 investing activities                         1,122,000       (286,000)
                                            -----------    -----------
Financing Activities:

Distribution to the joint venture partner      (351,000)             -
Satisfaction of notes payable                  (811,000)             -
Contribution by the joint venture partner             -         38,000
Notes payable principal payments                (15,000)       (50,000)
Notes payable proceeds                                -        105,000
                                            -----------    -----------

Net cash (used in) provided by
 financing activities                        (1,177,000)        93,000
                                            -----------    -----------

Decrease in Cash and Cash Equivalents           (31,000)      (385,000)

Cash and Cash Equivalents at Beginning
 of Period                                       63,000        442,000
                                            -----------    -----------
Cash and Cash Equivalents at End of Period  $    32,000    $    57,000
                                            ===========    ===========

Supplemental Disclosure of Cash
 Flow Information:
  Interest paid in cash during the period   $    29,000    $    37,000
                                            ===========    ===========

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:

  Payments made by purchaser on underlying note subsequent to sale:

  Note receivable decrease                  $     6,000    $     6,000
                                            ===========    ===========

  Note payable decrease                     $     6,000    $     6,000
                                            ===========    ===========

            See notes to consolidated financial statements.

                                5 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q -SEPTEMBER 30, 1995
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the general partner of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $5,000 and $37,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.     Gain on Sale of Property

       On March 31, 1995, the joint venture in which the Partnership had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 for $2,720,000. After satisfaction of existing loans totaling $811,000, payment in the amount of $351,000 to the Partnership's joint venture partner for its interest pursuant to the Joint Venture Agreement, and legal fees, the Partnership received $1,555,000. The sale resulted in a gain of $1,682,000. In accordance with the terms of its loan agreement with the Preferred Partnership, the Partnership is required to distribute 25% of net sales proceeds (including interest earned thereon through date of distribution), equal to $399,000 in additional interest to the Preferred Partnership. This additional interest is accrued at September 30, 1995. Pursuant to the terms of the sale, the Partnership and its joint venture partner have agreed to indemnify the purchaser against a breach of their representations and warranties. Any claim for indemnification must be made prior to December 15, 1995; if no claim is made, the indemnity obligation expires. The net proceeds from the sale will be held by the Partnership until December 15, 1995, at which time, if no claim is made, the Partnership will be free to distribute the proceeds. Since this property was the remaining asset of the Partnership, after all debt of the Partnership is satisfied and sufficient reserves are established, the affairs of the Partnership will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest earned thereon) will be distributed to the partners.

                                6 of 12

CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

On March 31, 1995, the joint venture in which Registrant had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 to an unaffiliated third party for $2,720,000. Registrant's net proceeds from the sale of property after satisfaction of outstanding loans of $811,000, distribution to its joint venture partner pursuant to the Joint Venture Agreement of $351,000 and legal fees was $1,555,000. Registrant's required payment to the Preferred Partnership equal to 25 percent of its net proceeds (including interest earned thereon through date of distribution) was accrued in the amount of $399,000. The sale resulted in a gain of $1,682,000, of which $334,000 was allocated to Registrant's joint venture partner. As described in Item 1, Note 3, the net proceeds from the sale will be held by Registrant until December 15, 1995, at which time, if no claim is made by the purchaser, Registrant will be free to distribute the proceeds. Since this property was the remaining asset of Registrant, after all debt of Registrant is satisfied and sufficient reserves are established, the affairs of Registrant will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest earned thereon) will be distributed to the partners.

The level of liquidity based upon cash and cash equivalents experienced a $31,000 decrease at September 30, 1995, as compared to December 31, 1994. Registrant's $1,122,000 of net cash provided by investing activities and $24,000 of net cash provided by operating activities was substantially offset by $1,177,000 of cash used in financing activities. The joint venture received $2,717,000 in proceeds from the sale of its remaining property, of which $811,000 was used to satisfy the notes payable encumbering the property, $351,000 was distributed to Registrant's joint venture partner, and $1,555,000 was distributed to Registrant, which is being held as restricted cash, pursuant to the Purchase Agreement. In addition, Registrant made $15,000 of notes payable principal payments (financing activities).

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. It is anticipated that Registrant will be dissolved prior to the closing, therefore these transactions will not have an effect on Registrant's liquidity or results of operation.

To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon the resolution of claims, if any, for indemnification made by the purchaser of the Santa Clara Industrial Buildings.

                               7 of 12

CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q -SEPTEMBER 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $1,507,000, prior to minority interest in joint venture's operations, for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $1,663,000, which was only partially offset by an increase in expenses of $156,000.
Operating results improved due to the $1,682,000 gain on sale of Registrant's joint venture property.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $53,000 prior to minority interest in joint venture operations for the three months ended September 30, 1995, as compared to 1994, due to a decrease in expenses of $82,000, which was partially offset by a decrease in revenues of $29,000. The joint venture, in which Registrant had an 80% interest, sold its remaining property on March 31, 1995.

                               8 of 12

CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q -SEPTEMBER 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Properties

A description of the properties in which the Fund has an 80% ownership interest during the period covered by this Report, along with occupancy data, follows:

                 CENTURY PROPERTIES EQUITY PARTNERSHIP 72

                             OCCUPANCY SUMMARY

                                                            Average
                                                       Occupancy Rate (%)
                                                  ----------------------------
                                                  Nine Months     Three Months
                                                     Ended           Ended
                             Square    Date of    September 30,   September 30,
Name and Location           Footage   Purchase     1995  1994     1995  1994
-----------------           -------   --------     ----  ----     ----  ----
Santa Clara Industrial
Buildings #1 and #3 (1)      42,000     3/74         -     57       -    57
Santa Clara, California


(1)    The buildings were sold on March 31, 1995.

                                9 of 12

 CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


      (b) Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).
                               10 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995

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


                                 CENTURY PROPERTIES EQUITY PARTNERSHIP 72

                                By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                     A General Partner

                                /S/ ARTHUR N. QUELER

                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                               11 of 12


CENTURY PROPERTIES EQUITY PARTNERSHIP 72 - FORM 10-Q - SEPTEMBER 30, 1995

                               EXHIBIT INDEX


Exhibit                                                       Page No.
-------                                                       --------
2.   NPI, Inc. Stock Purchase Agreement                           *
     dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                               12 of 12